Form 10-K
period 2025-12-31
BMO 2025-5C9 Mortgage Trust
filed 2026-03-30
CIK 2048804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-280224-04

Central Index Key Number of the issuing entity:0002048804

BMO 2025-5C9 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0002058685

3650 Capital SCF LOE I(A), LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555524

LoanCore Capital Markets LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4345608 38-4345609 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786-1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Herald Center mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Herald Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2025-V13 PSA (as defined in Item 15 below).

2.  The Queens Center mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Queens Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C31 PSA (as defined in Item 15 below).

3.  The Project Midway mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Project Midway mortgage loan and each of the related companion loan(s) are serviced pursuant to the BX 2025-BIO3 TSA (as defined in Item 15 below).

4.  The Las Olas City Centre mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Link mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Las Olas City Centre mortgage loan and The Link mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2025-5C9 PSA prior to April 15, 2025, and (ii) are serviced pursuant to the Benchmark 2025-V14 PSA on and after April15, 2025.

5.  The 500 Delaware mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 500 Delaware mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below).

6.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Pentalpha Surveillance LLC, as operating advisor for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA, (ii) KeyBank National Association, as master servicer under the BX 2025-BIO3 TSA, pursuant to which the Project Midway mortgage loan is serviced, (iii) CWCapital Asset Management LLC, as special servicer for the Project Midway mortgage loan under the BX 2025-BIO3 TSA, (iv) Deutsche Bank National Trust Company, as custodian and as back-up advancing agent for the Project Midway mortgage loan under the BX 2025-BIO3 TSA; (iv) Greystone Servicing Company LLC, as special servicer for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025, are not included in this report on Form 10-K because each of Pentalpha Surveillance LLC, KeyBank National Association, CWCapital Asset Management LLC, Pentalpha Surveillance LLC, Deutsche Bank National Trust Company and Greystone Servicing Company LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2024-5C31 PSA, Benchmark 2025-V14 PSA and the 3650R 2022-PF2 PSA, (ii) Citibank, N.A. as certificate administrator under the Benchmark 2025-V13 PSA and (iii) Deutsche Bank National Trust Company as certificate administrator under the under the BX 2025-BIO3 TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.  This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB, as trustee under the Benchmark 2025-V13 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB, as trustee under the Benchmark 2025-V13 PSA.

7.  This report on Form 10-K does not include the servicer compliance statement of (i) KeyBank National Association, as master servicer under the BX 2025-BIO3 TSA, pursuant to which the Project Midway mortgage loan is serviced, (ii) CWCapital Asset Management LLC, as special servicer for the Project Midway mortgage loan under the BX 2025-BIO3 TSA; and (iii) Greystone Servicing Company LLC, as special servicer for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025, because each of KeyBank National Association, CWCapital Asset Management LLC and Greystone Servicing Company LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2024-5C31 PSA, Benchmark 2025-V14 PSA and the 3650R 2022-PF2 PSA, (ii) Citibank, N.A. as certificate administrator under the Benchmark 2025-V13 PSA and (iii) Deutsche Bank National Trust Company as certificate administrator under the under the BX 2025-BIO3 TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2025-5C9 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on March 20, 2025 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of March 1, 2025 (the “BMO 2025-5C9 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated March 18, 2025, and filed by the registrant on March 31, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 4)

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2025 (the “Benchmark 2025-V13 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of December 1, 2024 (the “BBCMS 2024-5C31 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 1)

(4.4) Trust and Servicing Agreement, dated as of February 11, 2025 (the “BX 2025-BIO3 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Deutsche Bank National Trust Company, as certificate administrator, as paying agent and as custodian, Computershare Trust Company, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of April 1, 2025 (the “Benchmark 2025-V14 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as trustee, as certificate administrator, as paying agent and as custodian, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 15, 2025, and filed by the registrant on April 21, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of November 1, 2022 (the “3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein). (See Explanatory Note 5)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2 3650 REIT Loan Servicing LLC, as special servicer

33.3 BellOak, LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V13 PSA, pursuant to which the Herald Center mortgage loan is serviced. (see Exhibit 33.1)

33.7 LNR Partners, LLC, as special servicer for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

33.8 Park Bridge Lender Services LLC, as operating advisor for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

33.9 Citibank, N.A., as custodian for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

33.10 Citibank, N.A., as back-up advancing agent under the Benchmark 2025-V13 PSA, pursuant to which the Herald Center mortgage loan is serviced.

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan is serviced. (see Exhibit 33.1)

33.12 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA. (see Exhibit 33.7)

33.13 Computershare Trust Company, National Association, as custodian for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA. (see Exhibit 33.5)

33.14 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan is serviced. (see Exhibit 33.4)

33.15 Park Bridge Lender Services LLC, as operating advisor for the Project Midway mortgage loan under the BX 2025-BIO3 TSA. (see Exhibit 33.8)

33.16 Computershare Trust Company, National Association, as trustee under the BX 2025-BIO3 TSA, pursuant to which the Project Midway mortgage loan is serviced. (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V14 PSA, pursuant to which the Las Olas City Centre mortgage loan and The Link mortgage loan are serviced on and after April 15, 2025. (see Exhibit 33.1)

33.18 Park Bridge Lender Services LLC, as operating advisor for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025. (see Exhibit 33.8)

33.19 Computershare Trust Company, National Association, as custodian for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025. (see Exhibit 33.5)

33.20 Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V14 PSA, pursuant to which the Las Olas City Centre mortgage loan and The Link mortgage loan are serviced on and after April 15, 2025. (see Exhibit 33.4)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 500 Delaware mortgage loan is serviced. (see Exhibit 33.1)

33.22 3650 REIT Loan Servicing LLC, as special servicer for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.2)

33.23 Park Bridge Lender Services LLC, as operating advisor for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.8)

33.24 Computershare Trust Company, National Association, as custodian for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.25 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the 500 Delaware mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 3650 REIT Loan Servicing LLC, as special servicer

34.3 BellOak, LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V13 PSA, pursuant to which the Herald Center mortgage loan is serviced. (see Exhibit 34.1)

34.7 LNR Partners, LLC, as special servicer for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

34.8 Park Bridge Lender Services LLC, as operating advisor for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

34.9 Citibank, N.A., as custodian for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

34.10 Citibank, N.A., as back-up advancing agent under the Benchmark 2025-V13 PSA, pursuant to which the Herald Center mortgage loan is serviced.

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan is serviced. (see Exhibit 34.1)

34.12 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA. (see Exhibit 34.7)

34.13 Computershare Trust Company, National Association, as custodian for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA. (see Exhibit 34.5)

34.14 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan is serviced. (see Exhibit 34.4)

34.15 Park Bridge Lender Services LLC, as operating advisor for the Project Midway mortgage loan under the BX 2025-BIO3 TSA. (see Exhibit 34.8)

34.16 Computershare Trust Company, National Association, as trustee under the BX 2025-BIO3 TSA, pursuant to which the Project Midway mortgage loan is serviced. (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V14 PSA, pursuant to which the Las Olas City Centre mortgage loan and The Link mortgage loan are serviced on and after April 15, 2025. (see Exhibit 34.1)

34.18 Park Bridge Lender Services LLC, as operating advisor for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025. (see Exhibit 34.8)

34.19 Computershare Trust Company, National Association, as custodian for the Las Olas City Centre mortgage loan and The Link mortgage loan under the Benchmark 2025-V14 PSA on and after April 15, 2025. (see Exhibit 34.5)

34.20 Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V14 PSA, pursuant to which the Las Olas City Centre mortgage loan and The Link mortgage loan are serviced on and after April 15, 2025. (see Exhibit 34.4)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 500 Delaware mortgage loan is serviced. (see Exhibit 34.1)

34.22 3650 REIT Loan Servicing LLC, as special servicer for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.2)

34.23 Park Bridge Lender Services LLC, as operating advisor for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.8)

34.24 Computershare Trust Company, National Association, as custodian for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.25 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the 500 Delaware mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 7)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 3650 REIT Loan Servicing LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V13 PSA, pursuant to which the Herald Center mortgage loan is serviced. (see Exhibit 35.1)

35.5 LNR Partners, LLC, as special servicer for the Herald Center mortgage loan under the Benchmark 2025-V13 PSA.

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan is serviced. (see Exhibit 35.1)

35.7 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan under the BBCMS 2024-5C31 PSA. (see Exhibit 35.5)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2025-V14 PSA, pursuant to which the Las Olas City Centre mortgage loan and The Link mortgage loan are serviced on and after April 15, 2025. (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 500 Delaware mortgage loan is serviced. (see Exhibit 35.1)

35.10 3650 REIT Loan Servicing LLC, as special servicer for the 500 Delaware mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.2)

99.1 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between 3650 Capital SCF LOE I(A), LLC and BMO Commercial Mortgage Securities LLC, pursuant to which 3650 Capital SCF LOE I(A), LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between LoanCore Capital Markets LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LoanCore Capital Markets LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between Societe Generale Financial Corporation, Société Générale and BMO Commercial Mortgage Securities LLC, pursuant to which Societe Generale Financial Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of March 1, 2025, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated March 18, 2025, and filed by the registrant on March 20, 2025 under Commission File No. 333-280224-04, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2026